Form 10-Q
period 1995-09-30
PHOENIX LEASING CAPITAL ASSURANCE FUND
filed 1995-11-13
CIK 773821

Page 1 of 10


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition  period from  ______________  to______________.

                         Commission file number 0-14444


                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                                   Registrant

              California                                   68-0032427
        State of Jurisdiction                 I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                       94901-5527
--------------------------------------------------------------------------------
      Address of Principal Executive Offices                         Zip Code

       Registrant's telephone number, including area code:     (415) 485-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                       Yes    X                    No
                            -----                      -----

                                                                    Page 2 of 10

                                      Part I. Financial Information

                                      Item 1. Financial Statements
                                 PHOENIX LEASING CAPITAL ASSURANCE FUND
                                             BALANCE SHEETS
                             (Amounts in Thousands Except for Unit Amounts)
                                               (Unaudited)
                                                                                        September 30,       December 31,
                                                                                            1995                1994
                                                                                            ----                ----
ASSETS

Cash and cash equivalents                                                              $     294           $      83

Accounts  receivable (net of allowance for losses on accounts  receivable of $21
   and $49 at September 30, 1995 and December 31, 1994, respectively)                         31                  53

Notes receivable                                                                              24                  27

Equipment  on  operating   leases  and  held  for  lease  (net  of   accumulated
   depreciation of $886 and $1,854 at September 30, 1995, and December 31, 1994,
   respectively)                                                                             -                     5

Investment in zero coupon bonds, available for sale                                       19,444              18,595

Other assets                                                                                  63                  88
                                                                                        --------            --------

     Total Assets                                                                      $  19,856           $  18,851
                                                                                        ========            ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                                               $     170           $     176
                                                                                        --------            --------

     Total Liabilities                                                                       170                 176
                                                                                        --------            --------

Partners' Capital

   General Partner                                                                           -                   -

   Limited Partners,  320,000 units authorized,  103,121 units issued and 87,714 and 90,200 units outstanding at September 30, 1995 and December 31, 1994,
     respectively                                                                         19,122              18,446

   Unrealized gain on zero coupon bonds (unallocated to partners)                            564                 229
                                                                                        --------            --------

     Total Partners' Capital                                                              19,686              18,675
                                                                                        --------            --------


     Total Liabilities and Partners' Capital                                           $  19,856           $  18,851
                                                                                        ========            ========

                                 The accompanying notes are an integral
                                        part of these statements.

                                 PHOENIX LEASING CAPITAL ASSURANCE FUND
                                        STATEMENTS OF OPERATIONS
                           (Amounts in Thousands Except for Per Unit Amounts)
                                               (Unaudited)
                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30,              September 30,
                                                                      1995        1994           1995         1994
                                                                      ----        ----           ----         ----
INCOME

   Rental income                                                     $   51      $   86          $  229       $  368
   Accretion of discount, zero coupon bonds                             399         390           1,167        1,144
   Gain (loss) on sale of zero coupon bonds and
     other marketable securities                                         -            7             (27)          11
   Other income                                                           9          -               25            8
                                                                      -----       -----           -----        -----

     Total Income                                                       459         483           1,394        1,531
                                                                      -----       -----           -----        -----

EXPENSES

   Depreciation and amortization                                         -           18               6           70
   Lease related operating expenses                                       6          18              31           42
   Management fees to General Partner                                     1           3               5           13
   Provision for losses on receivables                                    6          -               14           -
   General and administrative expenses                                   20          17              59           75
                                                                      -----       -----           -----        -----

     Total Expenses                                                      33          56             115          200
                                                                      -----       -----           -----        -----

NET INCOME                                                           $  426      $  427          $1,279       $1,331
                                                                      =====       =====           =====        =====


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                                  $ 4.86      $ 4.51          $14.42       $13.67
                                                                      =====       =====           =====        =====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                                  $   -       $   -           $ 1.28       $ 1.28
                                                                      =====       =====           =====        =====

ALLOCATION OF NET INCOME:
     General Partner                                                 $   -       $   -           $    6       $    7
     Limited Partners                                                   426         427           1,273        1,324
                                                                      -----       -----           -----        -----

                                                                     $  426      $  427          $1,279       $1,331
                                                                      =====       =====          ======        =====

                                 The accompanying notes are an integral
                                        part of these statements.

                                 PHOENIX LEASING CAPITAL ASSURANCE FUND
                                        STATEMENTS OF CASH FLOWS
                                         (Amounts in Thousands)
                                               (Unaudited)
                                                                                                        Nine Months Ended
                                                                                                         September 30,
                                                                                                       1995          1994
                                                                                                       ----          ----
Operating Activities:

   Net income                                                                                        $ 1,279       $ 1,331

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation and amortization                                                                       6            70
       Gain on sale of equipment                                                                          (2)          (87)
       Equity in earnings from joint ventures, net                                                       (15)           -
       Provision for losses on accounts receivable                                                        14            -
       Loss (gain) on sale of zero coupon bonds and other securities                                      27           (11)
       Accretion of discount, zero coupon bonds                                                       (1,167)       (1,144)
       Decrease in accounts receivable                                                                     8            54
       Increase (decrease) in accounts payable and accrued expenses                                       (6)           37
       Decrease in other assets                                                                           10            10
                                                                                                     -------       -------

Net cash provided by operating activities                                                                154           260
                                                                                                     -------       -------

Investing Activities:

   Principal payments, financing leases                                                                   -             42
   Principal payments, notes receivable                                                                    3             4
   Proceeds from sale of equipment                                                                         1            99
   Proceeds from sale of zero coupon bonds and other marketable securities                               626           830
   Distributions from joint ventures                                                                      30            -
                                                                                                     -------       -------

Net cash provided by investing activities                                                                660           975
                                                                                                     -------       -------

Financing Activities:

   Redemptions of capital                                                                               (484)       (1,127)
   Distributions to partners                                                                            (119)         (130)
                                                                                                     -------       -------

Net cash used by financing activities                                                                   (603)       (1,257)
                                                                                                     -------       -------

Increase (decrease)  in cash and cash equivalents                                                        211           (22)

Cash and cash equivalents, beginning of period                                                            83           159
                                                                                                     -------       -------

Cash and cash equivalents, end of period                                                             $   294       $   137
                                                                                                     =======       =======



                                 The accompanying notes are an integral
                                        part of these statements.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       General.

         The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership does not expect the adoption of this statement to have a material impact on its financial position and results of operations. The Partnership plans to adopt Statement No. 121 on January 1, 1996.

Note 2.       Reclassification.

         Reclassification - Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.       Notes Receivable.

         Impaired Notes Receivable. On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans.

         In accordance with Statement No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Notes receivable previously classified as in-substance foreclosed cable systems but for which the Company had not taken possession of the collateral have been reclassified to notes receivable.

         At September 30, 1995, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $24,000 for which there is no related allowance. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $25,000. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 88,278 and 96,868 for the nine month periods ended September 30, 1995 and 1994, respectively.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Capital Assurance Fund (the Partnership) reported net income of $426,000 on total revenues of $459,000 during the three months ended September 30, 1995, as compared to net income of $427,000 on total revenues of $483,000 during the same period in 1994. During the nine months ended September 30, 1995, the Partnership reported net income of $1,279,000 on total revenues of $1,394,000, as compared to net income of $1,331,000 on total revenues of $1,531,000 during the same period in 1994.

         Total revenues for the three and nine months ended September 30, 1995 decreased by $24,000 and $137,000, respectively, when compared to the same periods in 1994. The decrease in total revenues for both periods is mainly due to a decrease in rental income of $35,000 and $139,000 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. These decreases are related to the overall decrease in the amount of equipment owned by the Partnership at September 30, 1995, as compared to September 30, 1994. At September 30, 1995, the Partnership owned equipment with an aggregate original cost of $1.5 million, as compared to $3.9 million at September 30, 1994.

         The accretion of discount from zero coupon bonds increased by $9,000 and $23,000 for the three and nine months ended September 30, 1995, compared to the same periods in 1994. The income related to zero coupon bonds will continue to increase in the future as the Partnership continues to accrete these bonds so that the carrying value will equal the face value at the maturity date. The Partnership did not report any sales of zero coupon bonds during the three months ended September 30, 1995, as compared to a gain of $7,000 from the sale of zero coupon bonds during the three months ended September 30, 1994. During the nine months ended September 30, 1995, the Partnership reported a loss on the sale of zero coupon bonds of $27,000, as compared to a gain on the sale of zero coupon bonds of $11,000 during the same period in 1994. These bonds were sold in order to provide sufficient cash for the payment of limited partner redemptions.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from contractual obligations with lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire on the Partnership's short term operating leases, the Partnership will re-lease or sell the underlying equipment. The future liquidity of the Partnership will depend upon the General Partner's success in collecting contractual amounts, as well as re-leasing and selling the equipment upon expiration of the lease.

         The Partnership has also made significant investments in zero coupon bonds. It is the intention of the Partnership to hold these bonds until maturity or to the end of the Partnership's term, whichever occurs first. Upon termination of the Partnership, the Partnership will use the proceeds received upon maturity or sale of these bonds to make a final distribution to the partners. The Partnership has, and will continue to sell a portion of these bonds as cash is needed to pay partner redemptions.

         The Partnership reported net cash provided by leasing and financing activities of $157,000 and $306,000 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in 1995 is primarily the result of a reduction in rental income, due to an overall decrease in the size of the Partnership's equipment portfolio. As the cash generated by leasing operations continues to decline due to the ongoing liquidation of the equipment portfolio, future cash generated by leasing operations is also expected to decline.

         The Partnership paid Limited Partner redemptions of $484,000 during the nine months ended September 30, 1995, as compared to redemptions of $1,127,000 during the same period in 1994. As a result, the Partnership also reported proceeds from the sale of zero coupon bonds of $626,000 during the nine months ended September 30, 1995, as compared to proceeds of $830,000 during the same period in 1994. The bonds were sold in order to generate sufficient cash to pay redemptions to limited partners.

         As of September 30, 1995, the Partnership owned equipment held for lease with a purchase price of $780,000 and a net book value of $0 compared to $1,919,000 and $13,000 at September 30, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Limited Partners received cash distributions of $113,000 and $124,000 during the nine months ended September 30, 1995 and 1994, respectively. As a result, the cumulative cash distributions to the Limited Partners is $9,937,000 and $9,824,000 at September 30, 1995 and 1994, respectively. The
General Partner received cash distributions of $6,000 for both the nine months ended September 30, 1995 and 1994.

         The next distribution to partners is expected to be made at the termination of the Partnership. The amount of the distribution will be dependent upon the amount of cash available for distribution after the redemption or sale of all the remaining assets, which primarily consists of zero coupon bonds. The Partnership will reach the end of its term on December 31, 1996.

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND

                               September 30, 1995

                           Part II. Other Information.

Item 1.       Legal Proceedings. Inapplicable.

Item 2.       Changes in Securities. Inapplicable

Item 3.       Defaults Upon Senior Securities. Inapplicable

Item 4.       Submission of Matters to a Vote of Securities Holders.Inapplicable

Item 5.       Other Information. Inapplicable

Item 6.       Exhibits and Reports on 8-K:

              a)  Exhibits:

                  (27)      Financial Data Schedule

              b)  Reports on 8-K:  None

                                                                   Page 10 of 10

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          PHOENIX LEASING CAPITAL ASSURANCE FUND
                                                                       (Registrant)

      Date                                            Title                                   Signature

November 13, 1995                              Chief Financial Officer,                 /S/ PARITOSH K. CHOKSI
-----------------                              Senior Vice President                   ----------------------
                                               and Treasurer of                        (Paritosh K. Choksi)
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                              Senior Vice President,                   /S/ BRYANT J. TONG
-----------------                              Financial Operations                    ------------------
                                               (Principal Accounting Officer)          (Bryant J. Tong)
                                               and a Director of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                              Senior Vice President of                 /S/ GARY W. MARTINEZ
-----------------                              Phoenix Leasing Incorporated            --------------------
                                               General Partner                         (Gary W. Martinez)


November 13, 1995                              Partnership Controller                   /S/ MICHAEL K. ULYATT
-----------------                              Phoenix Leasing Incorporated            ---------------------
                                               General Partner                         (Michael K. Ulyatt)
