Form 10-K
period 1995-12-31
PHOENIX LEASING CAPITAL ASSURANCE FUND
filed 1996-03-28
CIK 773821

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995       Commission File Number 0-14444

                     PHOENIX LEASING CAPITAL ASSURANCE FUND
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                   68-0032427
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2401 Kerner Boulevard, San Rafael, California                 94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                        ---------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest
                     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X       No
                                    -----        -----

As of December 31, 1995, 87,714 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                     PHOENIX LEASING CAPITAL ASSURANCE FUND

                          1995 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.  Business......................................................       3
Item 2.  Properties....................................................       4
Item 3.  Legal Proceedings.............................................       4
Item 4.  Submission of Matters to a Vote of Security Holders...........       4


                                     PART II

Item 5.  Market for the Registrant's Securities and Related
         Security Holder Matters.......................................       4
Item 6.  Selected Financial Data.......................................       5
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................       6
Item 8.  Financial Statements and Supplementary Data...................       8
Item 9.  Disagreements on Accounting and Financial Disclosure Matters..      20


                                    PART III

Item 10. Directors and Executive Officers of the Registrant............      20
Item 11. Executive Compensation........................................      21
Item 12. Security Ownership of Certain Beneficial Owners and
         Management....................................................      21
Item 13. Certain Relationships and Related Transactions................      22


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     22

Signatures.............................................................      23

                                     PART I
Item 1.  Business.

General Development of Business.

         Phoenix Leasing Capital Assurance Fund, a California limited partnership (the Partnership), was organized on June 28, 1984. The Partnership was registered with the Securities and Exchange Commission with an effective date of December 10, 1985 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will terminate on December 31, 1996. The General Partner is Phoenix Leasing Incorporated, a California corporation. The General Partner or its affiliates also is or has been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

         The initial public offering was for 320,000 units of limited partnership interest at a price of $250 per unit. The Partnership has the option of increasing the public offering up to a maximum of 400,000 units. The Partnership sold 103,121 units for a total capitalization of $25,780,250. Of the proceeds received through the offering, the Partnership has incurred $3,863,889 in organizational and offering expenses. The Partnership concluded its original public offering on December 9, 1988.

         From the initial formation of the Partnership through December 31, 1995, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro-rata interest in investments made by joint ventures, approximate $25,065,000. The average initial firm term of contractual payments from equipment subject to lease was 42.91 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.44%. The average initial firm term of contractual payments from loans was 60.20 months.

Narrative Description of Business.

         The Partnership's principal objective is to produce cash flow to the investors on a continuing basis over the life of the Partnership. To achieve this objective, the Partnership has invested in various types of capital equipment and other assets to provide leasing or financing of the same to third parties, including Fortune 1000 companies and their subsidiaries, middle-market companies, emerging growth companies, cable television operators and others, on either a long-term or short-term basis. The types of equipment that the Partnership has invested in includes, but is not limited to, computer peripherals, terminal systems, small computer systems, communications equipment, IBM mainframes, IBM-software compatible mainframes, office systems, CAE/CAD/CAM equipment, telecommunications equipment, cable television equipment, medical equipment, production and manufacturing equipment and software products.

         The Partnership has acquired significant amounts of equipment or assets and provided financing with the net offering proceeds. The Partnership will not acquire equipment through the use of debt financing, however, the Partnership may invest in Leveraged Joint Ventures. The cash flow generated by such investments in equipment leases or financing transactions have been used to acquire zero coupon bonds and to provide cash distributions to the Partners.

         During the early years of the Partnership, a portion of the Partnership's cash flow was invested in zero coupon bonds in such amounts and having such maturity dates to provide an amount for distribution to the Limited Partners at the termination of the Partnership equal to the amount of their original investment. The original investment made by limited partners (net of redemptions) at December 31, 1995 was approximately $22.9 million. At December 31, 1995, the Partnership had investments in zero coupon bonds with a face value at maturity of $20.8 million.

         The Partnership has acquired equipment pursuant to either "Operating" leases or "Full Payout" leases. The Partnership has also provided financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment.
Full Payout leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment. A significant portion of the net offering proceeds to the Partnership was invested in capital equipment subject to Operating leases.

         The General Partner has concentrated the Partnership's activities in the equipment leasing and financing industry, an area in which the General Partner has developed an expertise. The computer equipment leasing industry is extremely competitive. The Partnership competes with many well established companies having substantially greater financial resources. Competitive factors include pricing, technological innovation and methods of financing (including use of various short-term and long-term financing plans, as well as the outright purchase of equipment). Generally, the impact of these factors to the
Partnership would be the realization of increased equipment remarketing and storage costs, as well as lower residuals received from the sale or remarketing of such equipment.

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1995, together with information concerning the uses of assets is set forth in Item 2.


Item 2.  Properties.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in zero coupon bonds. The other remaining assets consist of investments in leases and loans.

         As of December 31, 1995, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $1,543,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1995.

                                                            Percentage of
             Asset Types                Purchase Price(1)    Total Assets
                                      --------------------  -------------
                                     (Amounts in Thousands)

Small Computer Systems                       $1,011               65%
Computer Peripherals                            233               15
Telecommunications                              139                9
Reproduction                                    116                8
Financing Related to Cable TV Systems            41                3
Office                                            3               --
                                             ------              ----

TOTAL                                        $1,543              100%
                                             ======              ====

(1) These amounts include the Partnership's pro rata interest in an equipment joint venture of $67,000 and original cost of outstanding loans of $41,000 at December 31, 1995.


Item 3.  Legal Proceedings.

         The Registrant is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the year covered by this report.


                                     PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate Number of Equity Security Investments:

                                                         Number of Unit Holders
               Title of Class                           as of December 31, 1995
               --------------                           -----------------------

              Limited Partners                                    2,858


Item 6.  Selected Financial Data.

                                Amounts in Thousands Except for Per Unit Amounts
                                ------------------------------------------------
                                   1995      1994      1993      1992      1991
                                   ----      ----      ----      ----      ----

Total Income                     $ 1,886   $ 2,054   $ 2,227   $ 2,639   $ 3,184

Net Income                         1,749     1,799     1,709     1,071       642

Total Assets                      20,244    18,851    18,473    17,529    17,292

Distributions to Partners            119       130       263       802     2,133

Net Income per Limited Partnership 19.77     18.80     17.10     10.22      5.29

Distributions per Limited Partners  1.28      1.30      2.52      7.55     20.02


         The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Capital Assurance Fund (the Partnership) reported net income of $1,749,000 during the year ended December 31, 1995, as compared to net income of $1,799,000 and $1,709,000 during the years ended December 31, 1994 and 1993, respectively.

         Total revenues decreased during the years ended December 31, 1995 and 1994, when compared to the same periods in the prior year, due primarily to a decrease in rental income of $137,000 and $317,000 during the years ended December 31, 1995 and 1994, respectively, as compared to the same periods in the prior year. These decreases are related to the overall decrease in the amount of equipment owned by the Partnership at December 31, 1995, as compared to December 31, 1994. At December 31, 1995, the Partnership owned equipment, excluding its pro rata interest in joint ventures, with an aggregate original cost of $1.4 million, as compared to $2.8 million at December 31, 1994.

         The accretion of discount from zero coupon bonds increased by $45,000 and $109,000 during the years ended December 31, 1995 and 1994, respectively, as compared to the same periods in the prior year. The income related to zero coupon bonds will continue to increase in the future as the Partnership continues to accrete these bonds so that the carrying value will equal the face value at the maturity date. The Partnership sold several of its zero coupon bonds during 1995, as well as during 1994 and 1993. These bonds were sold in order to provide sufficient cash for the payment of limited partner redemptions.

         Total expenses decreased by $118,000 during the year ended December 31, 1995, as compared to a decrease of $263,000 during 1994, as compared to the same periods in the prior year. This decrease was primarily due to a decrease in depreciation expense as a result of the Partnership having liquidated a majority of its equipment, with the remaining equipment owned being fully depreciated at December 31, 1994.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the investments of the Partnership.

Liquidity and Capital Resources

         The Partnership has made significant investments in zero coupon bonds. It is the intention of the Partnership to hold these bonds until maturity or to the end of the Partnership's term, whichever occurs first. Upon termination of the Partnership, the Partnership will use the proceeds received upon maturity or sale of these bonds to make a final distribution to the partners. The Partnership has, and will continue to sell a portion of these bonds as cash is needed to pay partner redemptions.

         The Partnership reported net cash provided by leasing and financing activities of $180,000, $380,000 and $939,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The decrease for each year is reflective of the reduction in rental payments from leases, due to an overall decrease in the size of the Partnership's equipment portfolio. As the cash generated by leasing operations continues to decline due to the ongoing liquidation of the equipment portfolio, future cash generated by leasing operations will continue to decline.

         The Partnership paid Limited Partner redemptions of $499,000 during the year ended December 31, 1995, as compared to redemptions of $1,543,000 and $419,000 during the same period in 1994 and 1993, respectively. As a result, the Partnership also reported proceeds from the sale of zero coupon bonds of $626,000 during the year ended December 31, 1995, as compared to proceeds of $1,144,000 and $359,000 during the same period in 1994 and 1993, respectively. The bonds were sold in order to generate sufficient cash to pay redemptions to limited partners.

         As of December 31, 1995, the Partnership owned equipment held for lease with a purchase price of $737,000 and a net book value of $0 compared to $1,208,000 and $4,000 at December 31, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Limited Partners received cash distributions of $113,000 during the year ended December 31, 1995, as compared to distributions of $124,000 and $250,000 during the same periods in 1994 and 1993, respectively. As a result, the cumulative cash distributions to the Limited Partners is $9,937,000 and $9,824,000 and $9,700,000 at December 31, 1995, 1994 and 1993, resepectively.

The General Partner received cash distributions of $6,000, $6,000 and $13,000 during the year ended December 31, 1995, 1994 and 1993, respectively.

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

               Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          PHOENIX LEASING CAPITAL ASSURANCE FUND

                              YEAR ENDED DECEMBER 31, 1995

                         REPORT OF INDEPENDENT AUDITORS


The Partners
Phoenix Leasing Capital Assurance Fund

We have audited the financial statements of Phoenix Leasing Capital Assurance Fund (a California limited partnership) listed in the accompanying index to financial statements (Item 14(a)). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the financial position of Phoenix Leasing Capital Assurance Fund at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the accompanying financial statements, in 1994 the Partnership changed its method of accounting for investments.


                                                               ERNST & YOUNG LLP

San Francisco, California
  January 19, 1996

                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)


                                                                  December 31,
                                                                1995       1994
                                                                ----       ----
ASSETS

Cash and cash equivalents                                     $   312    $    83

Accounts receivable (net of allowance for losses
   on accounts receivable of $18 and $49 at
   December 31, 1995 and 1994, respectively)                       29         53

Notes receivable                                                   23         27

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $833 and
   $1,854 at December 31, 1995 and 1994, respectively)           --            5

Investment in zero coupon bonds, available for sale            19,824     18,595

Other assets                                                       56         88
                                                              -------    -------
     Total Assets                                             $20,244    $18,851
                                                              =======    =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                      $   131    $   176
                                                              -------    -------
     Total Liabilities                                            131        176
                                                              -------    -------
Partners' Capital:

   General Partner                                               --         --

   Limited Partners, 320,000 units authorized,
     103,121 units issued and 87,714 and 90,200
     units outstanding at December 31, 1995 and
     1994, respectively                                        19,577     18,446

   Unrealized gains on zero coupon bonds
     (unallocated to partners)                                    536        229
                                                              -------    -------
     Total Partners' Capital                                   20,113     18,675
                                                              -------    -------
     Total Liabilities and Partners' Capital                  $20,244    $18,851
                                                              =======    =======

                     The accompanying notes are an integral
                            part of these statements.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)



                                                For the Years Ended December 31,
                                                   1995       1994       1993
                                                   ----       ----       ----

INCOME

   Rental income                                  $  309     $  446     $  763

   Accretion of discount, zero coupon bonds        1,575      1,530      1,421

   Other income                                        2         78         43
                                                  ------     ------     ------
     Total Income                                  1,886      2,054      2,227
                                                  ------     ------     ------

EXPENSES

   Depreciation and amortization                       5         78        248

   Lease related operating expenses                   37         56         45

   Management fees to General Partner                  8         14         43

   Provision for losses on receivables                14         17         61

   Legal expense                                      16         23         41

   General and administrative expenses                57         67         80
                                                  ------     ------     ------
     Total Expenses                                  137        255        518
                                                  ------     ------     ------

NET INCOME                                        $1,749     $1,799     $1,709
                                                  ======     ======     ======
NET INCOME PER LIMITED PARTNERSHIP UNIT           $19.77     $18.80     $17.10
                                                  ======     ======     ======
ALLOCATION OF NET INCOME:

   General Partner                                $    6     $    6     $   13

   Limited Partners                                1,743      1,793      1,696
                                                  ------     ------     ------
                                                  $1,749     $1,799     $1,709
                                                  ======     ======     ======

                     The accompanying notes are an integral
                            part of these statements.

                                                                                                Page 12 of 24



                                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                                         STATEMENTS OF PARTNERS' CAPITAL
                                 (Amounts in Thousands Except for Unit Amounts)

                                             General
                                             Partner's      Limited Partners'       Unrealized       Total
                                              Amount       Units        Amount         Gains        Amount
                                             ---------    ---------------------     ----------      ------

Balance, December 31, 1992                 $   --         100,746      $ 17,293      $   --        $ 17,293

Distributions to partners ($2.52 per
   limited partnership unit)                    (13)         --            (250)         --            (263)

Redemptions of capital                         --          (2,414)         (419)         --            (419)

Net income                                       13          --           1,696          --           1,709
                                           --------       -------      --------      --------      --------
Balance, December 31, 1993                     --          98,332        18,320          --          18,320

Adjustment to beginning balance for
   change in accounting method                 --            --            --           1,873         1,873

Distributions to partners ($1.30
   per limited partnership unit)                 (6)         --            (124)         --            (130)

Redemptions of capital                         --          (8,132)       (1,543)         --          (1,543)

Change for year in unrealized gain
   on available-for-sale securities            --            --            --          (1,644)       (1,644)

Net income                                        6          --           1,793          --           1,799
                                           --------       -------      --------      --------      --------
Balance, December 31, 1994                     --          90,200        18,446           229        18,675

Distributions to partners ($1.28 per
   limited partnership unit)                     (6)         --            (113)         --            (119)

Redemptions of capital                         --          (2,486)         (499)         --            (499)

Change for the year in unrealized gain
   on available-for-sale securities            --            --            --             307           307

Net income                                        6          --           1,743          --           1,749
                                           --------       -------      --------      --------      --------
Balance, December 31, 1995                 $   --          87,714      $ 19,577      $    536      $ 20,113
                                           ========       =======      ========      ========      ========

                                       The accompanying notes are an integral
                                               part of these statements.

                                                                                     Page 13 of 24



                                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                                            STATEMENTS OF CASH FLOWS
                                             (Amounts in Thousands)
                                                               For the Years Ended December 31,
                                                                1995         1994         1993
                                                                ----         ----         ----
Operating Activities:

   Net income                                                 $ 1,749      $ 1,799      $ 1,709
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Accretion of discount, zero coupon bonds                (1,575)      (1,530)      (1,421)
       Depreciation and amortization                                5           78          248
       Gain on sale of equipment                                   (3)         (87)        (120)
       Equity in earnings from joint ventures, net                (14)          (2)        --
       Provision for early termination, financing leases         --           --              5
       Provision for losses on accounts receivable                 14           17           56
       Settlement                                                --            (37)        --
       Loss (gain) on sale of zero coupon bonds and other
         marketable securities                                     27           (4)         (28)
       Decrease in accounts receivable                             10           69           47
       Increase (decrease) in accounts payable and
         accrued expenses                                         (45)          23          (83)
       Decrease (increase) in other assets                          8         --             (2)
                                                              -------      -------      -------
   Net cash provided by operating activities                      176          326          411
                                                              -------      -------      -------
Investing Activities:

   Proceeds from sale of zero coupon bonds                        626        1,144          359
   Investment in zero coupon bonds                               --           --           (775)
   Principal payments, financing leases                          --             50          528
   Principal payments, notes receivable                             4            4         --
   Proceeds from sale of equipment                                  3          106          155
   Proceeds from sale of marketable securities                   --              4         --
   Purchase of equipment                                         --            (37)        --
   Distributions from joint ventures                               38         --           --
                                                              -------      -------      -------
   Net cash provided by investing activities                      671        1,271          267
                                                              -------      -------      -------
Financing Activities:

   Redemptions of capital                                        (499)      (1,543)        (419)
   Distributions to partners                                     (119)        (130)        (263)
                                                              -------      -------      -------
   Net cash used by financing activities                         (618)      (1,673)        (682)
                                                              -------      -------      -------
Increase (decrease) in cash and cash equivalents                  229          (76)          (4)

Cash and cash equivalents, beginning of period                     83          159          163
                                                              -------      -------      -------
Cash and cash equivalents, end of period                      $   312      $    83      $   159
                                                              =======      =======      =======

                                     The accompanying notes are an integral
                                            part of these statements.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


Note 1.  Organization and Partnership Matters.

         Phoenix Leasing Capital Assurance Fund, a California limited partnership (the "Partnership"), was formed on June 28, 1984, to invest in capital equipment of various types, to lease such equipment to third parties on either a long-term or short-term basis and provide financing to emerging growth companies and cable television system operators. Minimum investment requirements were met February 21, 1986, at which time the Partnership commenced operations. The Partnership's termination date is December 31, 1996.

         For financial reporting purposes, Partnership income shall be allocated as follows: (a) first, to the General Partner until the cumulative income so allocated is equal to the cumulative distributions to the General Partner, (b) second, one percent, before redemption fees, to the General Partner and 99% to the Limited Partners until the cumulative income so allocated is equal to any cumulative Partnership loss and syndication expenses for the current and all prior accounting periods, and (c) the balance, if any, to the Unit Holders. All Partnership losses shall be allocated, before redemption fees, one percent to the General Partner and 99% to the Unit Holders.

         The General Partner is entitled to receive five percent of all cash distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of 12% per annum. Thereafter, the General Partner will receive 15% of all cash distributions.

         In the event the General Partner has a deficit balance in its capital account at the time of partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership.

         As compensation for management services, the General Partner receives a fee payable quarterly, subject to certain limitations, in an amount equal to 3.5% of the Partnership's gross revenues for the quarter from which such payment is being made. Gross revenues for this purpose shall include, but are not limited to, rental receipts, maintenance fees, proceeds from the sale of equipment and loan payments.

         The General Partner is compensated for services performed in connection with the analysis of equipment available to the Partnership, the selection of such equipment and the acquisition thereof, including negotiating and concluding agreements with equipment manufacturers and obtaining leases for the equipment. As compensation for such acquisition services, the General Partner receives a fee equal to four percent, subject to certain limitations, of the purchase price of equipment acquired by the Partnership or equipment leased by manufacturers or the lessees, the financing for which is provided by the Partnership, payable upon such acquisition or financing, as the case may be. Such acquisition fees are amortized principally on a straight-line basis over the expected useful life of the assets.

         A schedule of compensation paid and distributions made to the General Partner for the years ended December 31, follows:

                                             1995           1994           1993
                                             ----           ----           ----
                                                   (Amounts in Thousands)
       Management fees                     $    8         $   14          $  43
       Cash distribution                        6              6             13
                                           ------         ------          -----
                                           $   14         $   20          $  56
                                           ======         ======          =====

Note 2.  Summary of Significant Accounting Policies.

         Leasing Operations. The Partnership's leasing operations consisted of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of gross rentals receivable and estimated residual value at the end of the lease term over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of equipment.

         Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated. The Partnership's leased equipment is depreciated primarily using an accelerated depreciation method over the estimated useful life of six years, except for equipment leased under vendor agreements, which is depreciated on a straight-line basis over the estimated useful life, ranging up to six years.

         The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Although remarketing rental rates are expected to decline in the future with respect to some of the Partnership's rental equipment, such rentals are expected to exceed projected expenses, including depreciation. Should subsequent reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership will revise its depreciation policy and may provide additional depreciation as appropriate. As a result of such periodic reviews, the Partnership provided additional depreciation expense of $4,000, $5,000 and $59,000($.04, $.06 and $.60 per limited partnership unit)
for the years ended December 31, 1995, 1994 and 1993, respectively.

         Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance and repairs of the leased equipment are charged to expense.

         Investments in Joint Venture. Included in other assets on the accompanying balance sheet are investments in net assets of the equipment joint venture which reflect the Partnership's equity basis in the venture. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition.

         Notes Receivable. Notes receivable generally are stated at their outstanding unpaid principal balances, which includes accrued interest. Interest income is accrued on the unpaid principal balance.

         Impaired Notes Receivable. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments, even though the loan may currently be performing. When a note receivable is classified as impaired, income recognition is discontinued. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income. Generally, notes receivable are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

         Allowance for Losses. An allowance for losses is established through provisions for losses charged against income. Notes receivable deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance.

         Reclassification. Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

         Cash and Cash Equivalents. Cash and cash equivalents include deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days. The Partnership places its cash deposits in temporary cash investments with credit worthy, high quality financial institutions. The concentration of such cash deposits and temporary cash investments is not deemed to create a significant risk to the Partnership.

         Non Cash Investing Activities. During the year ended December 31, 1994, the Partnership contributed equipment and other investments received through a settlement to a joint venture. The amount of such contribution was $74,000.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Financial Accounting Pronouncements. On January 1, 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Partnership adopted the provisions of the new standard for investments held as of January 1, 1994. In accordance with the statement, prior periods have not been restated to reflect the change in accounting principle. In accordance with SFAS 115, the Partnership's investments in debt and equity securities have been classified as available-for-sale. Available-for-sale securities are stated at fair market value, with the unrealized gains and losses reported in a separate component of partners' capital. The opening balance of partners' capital in 1994 was increased by $1,873,000 to reflect the net unrealized holding gains on securities classified as available for sale previously carried at amortized cost.

         Credit and Collateral. The Partnership's activities have been concentrated in the equipment leasing and financing industry. A credit evaluation is performed by the General Partner for all leases and loans made, with the collateral requirements determined on a case-by-case basis. The Partnership's loans are generally secured by the equipment or assets financed and, in some cases, other collateral of the borrower. In the event of default, the Partnership has the right to foreclose upon the collateral used to secure such loans.


Note 3.  Accounts Receivable.

       Accounts receivable consist of the following at December 31:

                                                 1995                   1994
                                                 ----                   ----
                                                    (Amounts in Thousands)

         Lease payments                         $  45                  $  85
         Reimbursement for property taxes           2                     14
         Other                                    --                       3
                                                -----                  -----
                                                   47                    102

         Less:  allowance for losses on
                  accounts receivable             (18)                   (49)
                                                -----                  -----

              Total                             $  29                  $  53
                                                =====                  =====


Note 4.  Notes Receivable.

         Notes receivable consist of the following at December 31:

                                                         1995              1994
                                                         ----              ----
                                                         (Amounts in Thousands)
         Notes receivable from a cable television
         system operator with interest ranging from
         16% to 20% per annum, receivable in
         installments over 39 months, collateralized
         by a security  interest in the cable  system
         assets. These notes have graduated repayment
         schedules followed by balloon payments.         $ 23              $ 27
                                                         ====              ====

         The Partnership's notes receivable from a cable television system operator provide for a monthly payment rate in an amount that is less than the contractual interest rate. The difference between the payment rate and the contractual interest rate is added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest is due and payable in full. Although the contractual interest rates may be higher, the amount of interest being recognized on the Partnership's outstanding notes receivable to a cable television system operator is being limited to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until the loan is paid off.

         At December 31, 1995, the recorded investment in notes that are considered to be impaired under Statement 114 was $23,000 for which there is no related allowance. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $25,000.

Note 5. Equipment on Operating Leases.

         Equipment on lease consists primarily of computer peripheral equipment and computer systems.

         The Partnership's operating leases are for initial lease terms of approximately 12 to 48 months. During the remaining terms of existing operating leases the Partnership will not recover all of the undepreciated cost and related expenses of its rental equipment, and therefore must remarket a portion of its equipment in future years.

         The Partnership has agreements with some of the manufacturers of its equipment, whereby such manufacturers will undertake to remarket off-lease equipment on a best-efforts basis. This agreement permits the Partnership to assume the remarketing function directly if certain conditions contained in the agreement are not met. For their remarketing services, the manufacturers are paid a percentage of net monthly rentals.

         The Partnership has also entered into direct lease arrangements with lessees consisting of Fortune 1000 companies and other businesses in different industries located throughout the United States. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

         Minimum rentals to be received on noncancellable operating leases for the years ended December 31 are as follows:
                                                                Operating
                                                                ---------
                                                         (Amounts in Thousands)

         1996 .........................................           $  57
         1997..........................................              11
                                                                  -----
         Total                                                    $  68
                                                                  =====

         The net book value of equipment held for lease at December 31, 1995 and 1994 amounted to $0 and $4,000 respectively.


Note 6.  Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                 1995                    1994
                                                 ----                    ----
                                                    (Amounts in Thousands)

         Equipment lease operations            $   63                   $ 106
         Other                                     68                      70
                                               ------                   -----
              Total                            $  131                   $ 176
                                               ======                   =====


Note 7.  Investment in Zero Coupon Bonds, Available for Sale.

         The Partnership's investments in zero coupon bonds have been classified as available-for-sale in accordance with SFAS 115. Available-for-sale securities are stated at fair market value with unrealized gains and losses reported in a separate component of partners' capital. At December 31, 1995, the Partnership had investments in U.S. Government and U.S. Government Agency zero coupon bonds with an aggregate original cost of $11,773,000, a face value at maturity of $20,825,000 and a fair market value of $19,824,000. The Partnership has adjusted its carrying value on the zero coupon bonds to the market value at December 31, 1995 resulting in a net unrealized gain of $536,000. Cumulative gross unrealized gains on the zero coupon bonds were $538,000 and cumulative gross unrealized losses on the zero coupon bonds were $2,000 at December 31, 1995. The Partnership's zero coupon bonds were purchased at a discount to provide an approximate effective yield ranging from 5% to 10% with varying maturity dates throughout 1996, 1997 and 1998. The unaccreted discount as of December 31, 1995 is $1,537,000.

Note 8.  Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31:

                              Reported Amounts     Tax Basis     Net Difference
                              ----------------     ---------     --------------
                                            (Amounts in Thousands)
1995
----

         Assets                  $  20,244         $ 19,734         $   510
         Liabilities                   131              102              29

1994
----

         Assets                  $  18,851         $ 18,670         $   181
         Liabilities                   176              176               0



Note 9.  Related Entities.

         The General Partner serves in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.

         The General Partner incurs certain expenses, such as data processing, equipment storage and equipment remarketing costs, for which it is reimbursed by the Partnership. Equipment remarketing costs are incurred as the General Partner remarkets certain equipment on behalf of the Partnership. These expenses incurred by the General Partner are reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services. The costs reimbursed to the General Partner were $17,000, $14,000 and $20,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).

Note 10.  Net Income and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 88,136, 95,366 and 99,204 for the years ended December 31, 1995, 1994 and 1993, respectively.


Note 11. Fair Value of Financial Instruments.

         During the year ended December 31, 1995, the Partnership adopted Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Notes Receivable
The fair value of notes receivable is estimated based on the lesser of the discounted expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings, or the estimated fair value of the underlying collateral.

Marketable Securities
The fair values of investments in marketable securities are estimated based on quoted market prices.

         The estimated fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

                                                      Carrying
                                                       Amount       Fair Value
                                                      --------      ----------
                                                       (Amounts in Thousands)

         Assets
              Cash and cash equivalents              $     312      $     312
              Marketable securities                     19,824         19,824
              Notes receivable                              23             29

Item 9.  Disagreements on Accounting and Financial Disclosure Matters.

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

         GUS CONSTANTIN, age 58, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         PARITOSH K. CHOKSI, age 42, is Senior Vice President, Chief Financial Officer and Treasurer of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

         GARY W. MARTINEZ, age 45, is Senior Vice President of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         BRYANT J. TONG, age 41, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         CYNTHIA E. PARKS, age 40, is Vice President, General Counsel, Assistant Secretary and a Director of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

         HOWARD SOLOVEI, age 34, is Vice President, Finance, Assistant Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei's principal activities are in the areas of arranging and managing the company's banking relationships for its various corporations, partnerships and securitized asset pools. Mr. Solovei is also involved in corporate financial planning and various data processing-related projects. Mr. Solovei graduated with a B.S. in Business from the University of California at Berkeley in 1984.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P. Phoenix Income Fund, L.P.
              Phoenix High  Tech/High Yield Fund
              Phoenix Leasing Cash Distribution Fund IV
              Phoenix Leasing Cash Distribution Fund III
              Phoenix Leasing Cash Distribution Fund II
              Phoenix Leasing Income Fund VII
              Phoenix Leasing Income Fund VI
              Phoenix Leasing Growth Fund 1982
              Phoenix Leasing Income Fund 1981 and
              Phoenix Leasing Income Fund 1977


Item 11. Executive Compensation.

         Set forth is the information  relating to all direct  remuneration paid or accrued by the Registrant during the last year to the General Partner.
         (A)                       (B)                                    (C)                                   (D)

                                                                  Cash and cash-                          Aggregate of
Name of Individual           Capacities in                        equivalent forms                        contingent forms
or persons in group          which served                         of remuneration                         of remuneration
-------------------          -------------      -----------------------------------------------------     ----------------
                                                              (C1)                     (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                --------------------------    -----------------------
                                                               (Amounts in Thousands)
Phoenix Leasing
  Incorporated               General Partner                $12(1)                        $0                       $0
                                                            ===                           ==                       ==

(1)  consists of management fees and redemption fees.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b) The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

                                                                   Page 22 of 24

              (1)                                          (2)                                           (3)
         Title of Class                         Amount Beneficially Owned                          Percent of Class
     General Partner Interest         Represents a five percent interest in the Registrant's             100%
                                      profits and distributions, until the Limited Partners have recovered their capital contributions plus a
                                      cumulative return of 12% per annum, compounded
                                      quarterly, on the unrecovered portion thereof.
                                      Thereafter, the General Partner will receive 15%
                                      interest in the Registrant's profits and distributions.

     Limited Partner Interest         72 units                                                           .08%

Item 13. Certain Relationships and Related Transactions.

         None.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                       Page No.
(a)  1. Financial Statements:

        Balance Sheets as of December 31, 1995 and 1994                   10
        Statements of Operations for the Years Ended
          December 31, 1995, 1994 and 1993                                11
        Statements of Partners' Capital for the Years
          Ended December 31, 1995, 1994 and 1993                          12
        Statements of Cash Flows for the Years Ended
          December 31, 1995, 1994 and 1993                                13
        Notes to Financial Statements                                  14-19

     2. Financial Statement Schedule:

        Schedule II - Valuation and Qualifying Accounts and Reserves      24

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the year ended December 31, 1995.

(c)      Exhibits.

         27.  Financial Data Schedule.

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

                                   PHOENIX LEASING CAPITAL ASSURANCE FUND
                                                (Registrant)

                                   BY:    PHOENIX LEASING INCORPORATED,
                                          A CALIFORNIA CORPORATION
                                          GENERAL PARTNER


         Date:  March 28, 1996     By:    /S/  GUS CONSTANTIN
              ----------------            -------------------------
                                          Gus Constantin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                        Title                          Date


/S/ GUS CONSTANTIN      President, Chief Executive Officer and a  March 28, 1996
----------------------  Director of Phoenix Leasing Incorporated  --------------
(Gus Constantin)        General Partner


/S/ PARITOSH K. CHOKSI  Chief Financial Officer,                  March 28, 1996
----------------------  Senior Vice President                     --------------
(Paritosh K. Choksi)    and Treasurer of
                        Phoenix Leasing Incorporated
                        General Partner


/S/ BRYANT J. TONG      Senior Vice President, Financial          March 28, 1996
----------------------  Operations of                             --------------
(Bryant J. Tong)        (Principal Accounting Officer)
                        Phoenix Leasing Incorporated
                        General Partner


/S/ GARY W. MARTINEZ    Senior Vice President of                  March 28, 1996
----------------------  Phoenix Leasing Incorporated              --------------
(Gary W. Martinez)      General Partner


/S/ HOWARD SOLOVEI      Vice President, Finance                   March 28, 1996
----------------------  Assistant Treasurer and a                 --------------
(Howard Solovei)        Director of Phoenix Leasing Incorporated
                        General Partner


/S/ MICHAEL K. ULYATT   Partnership Controller                    March 28, 1996
----------------------  Phoenix Leasing Incorporated              --------------
(Michael K. Ulyatt)     General Partner

                                          PHOENIX LEASING CAPITAL ASSURANCE FUND

                                                        SCHEDULE II
                                                  (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              COLUMN A                     COLUMN B    COLUMN C    COLUMN D    COLUMN E    COLUMN F
           Classification                 Balance at  Charged to  Charged to  Deductions  Balance at
                                         Beginning of   Expense     Revenue                 End of
                                            Period                                          Period
           --------------                ------------ ----------  ----------  ----------  ----------

Year ended December 31, 1993
   Allowance for losses on accounts
     receivable                              $143        $ 56        $  0        $ 47        $152
   Allowance for early termination
     of financing leases                       57           5           0          62           0
                                             ----        ----        ----        ----        ----
     Totals                                  $200        $ 61        $  0        $109        $152
                                             ====        ====        ====        ====        ====

Year ended December 31, 1994,
   Allowance for losses on accounts
     receivable                              $152        $ 17        $  0        $120        $ 49
                                             ====        ====        ====        ====        ====


Year ended December 31, 1995
   Allowance for losses on accounts
     receivable                              $ 49        $ 14        $  0        $ 45        $ 18
                                             ====        ====        ====        ====        ====
