Form 10-Q
period 1996-03-31
PHOENIX LEASING CAPITAL ASSURANCE FUND
filed 1996-05-14
CIK 773821

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      _________

                                      FORM 10-Q

   __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                         OR

   _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-14444
                                                -------

                     PHOENIX LEASING CAPITAL ASSURANCE FUND
- --------------------------------------------------------------------------------
                                   Registrant

          California                                      68-0032427
- -----------------------------                ----------------------------------
    State of Jurisdiction                    I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                94901-5527
- --------------------------------------------------------------------------------
   Address of Principal Executive Offices                     Zip Code

       Registrant's telephone number, including area code:     (415) 485-4500
                                                               --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                               Yes __X__ No _____

                          Part I. Financial Information
                         ------------------------------
                          Item 1. Financial Statements
                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                       March 31,   December 31,
                                                         1996         1995
                                                         ----         ----
ASSETS

Cash and cash equivalents                             $   286      $   312

Accounts receivable (net of allowance for
  losses on accounts receivable of $5 and $18
  at March 31, 1996 and December 31, 1995,
  respectively)                                            21           29

Notes receivable                                           23           23

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $770 and $833
  at March 31, 1996, and December 31, 1995,
  respectively)                                            -            -

Investment in zero coupon bonds, available for sale    20,066       19,824

Other assets                                               50           56
                                                      -------      -------

   Total Assets                                       $20,446      $20,244
                                                      =======      =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses               $   129      $   131
                                                      -------      -------

   Total Liabilities                                      129          131
                                                      -------      -------

Partners' Capital

  General Partner                                          -            -

  Limited Partners, 320,000 units authorized,
   103,121 units issued and 87,478 and 87,714
   units outstanding at March 31, 1996 and
   December 31, 1995, respectively                     19,951       19,577

  Unrealized gain on zero coupon bonds
   (unallocated to partners)                              366          536
                                                      -------      -------

   Total Partners' Capital                             20,317       20,113
                                                      -------      -------


   Total Liabilities and Partners' Capital            $20,446      $20,244
                                                      =======      =======


        The accompanying notes are an integral part of these statements.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              1996        1995
                                                              ----        ----
INCOME

  Rental income                                              $  50       $  86
  Accretion of discount, zero coupon bonds                     412         380
  Loss on sale of zero coupon bonds and other
   marketable securities                                        -          (20)
  Other income                                                   7           6
                                                             -----       -----

   Total Income                                                469         452
                                                             -----       -----

EXPENSES

  Depreciation and amortization                                 -            4
  Lease related operating expenses                               5          14
  Management fees to General Partner                             1           2
  Legal expense                                                 22           4
  General and administrative expenses                           24          16
                                                             -----       -----

   Total Expenses                                               52          40
                                                             -----       -----

NET INCOME                                                   $ 417       $ 412
                                                             =====       =====


NET INCOME PER LIMITED PARTNERSHIP UNIT                      $4.77       $4.55
                                                             =====       =====

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                   $  -        $1.26
                                                             =====       =====

ALLOCATION OF NET INCOME:
   General Partner                                           $  -        $   6
   Limited Partners                                            417         406
                                                             -----       -----

                                                             $ 417       $ 412
                                                             =====       =====


        The accompanying notes are an integral part of these statements.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                           Three Months Ended
                                                                 March 31,
                                                            1996          1995
                                                            ----          ----
Operating Activities:

  Net income                                               $ 417         $ 412

  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                            -              4
     Gain on sale of equipment                                -             (2)
     Equity in earnings from joint ventures, net              (3)           (4)
     Loss on sale of zero coupon bonds and
      other securities                                        -             20
     Accretion of discount, zero coupon bonds               (412)         (380)
     Decrease in accounts receivable                           8            -
     Decrease in accounts payable and accrued expenses        (2)           (9)
     Decrease in other assets                                 -              3
                                                           -----         -----

Net cash provided by operating activities                      8            44
                                                           -----         -----

Investing Activities:

  Principal payments, notes receivable                        -              2
  Proceeds from sale of equipment                             -              2
  Proceeds from sale of zero coupon bonds and other
    marketable securities                                     -            311
  Distributions from joint ventures                            9             6
                                                           -----         -----

Net cash provided by investing activities                      9           321
                                                           -----         -----

Financing Activities:

  Redemptions of capital                                     (43)         (287)
  Distributions to partners                                   -           (118)
                                                           -----         -----

Net cash used by financing activities                        (43)         (405)
                                                           -----         -----

Decrease in cash and cash equivalents                        (26)          (40)

Cash and cash equivalents, beginning of period               312            83
                                                           -----         -----

Cash and cash equivalents, end of period                   $ 286         $  43
                                                           =====         =====


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

Note 2.  Reclassification.

      Reclassification - Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 3.  Income Taxes.

      Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.  Notes Receivable.

      Impaired Notes Receivable. At March 31, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $23,000 for which there is no related allowance. The average recorded investment in impaired loans during the three months ended March 31, 1996 was approximately $23,000.

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.

      Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 87,523 and 89,313 for the three month periods ended March 31, 1996 and 1995, respectively.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Phoenix Leasing Capital Assurance Fund (the Partnership) reported net income of $417,000 on total revenues of $469,000 during the three months ended March 31, 1996, as compared to net income of $412,000 on total revenues of $452,000 during the same period in 1995.

      Total revenues for the three months ended March 31, 1996 increased by $17,000, when compared to the same period in 1995. The increase in total revenues for the period is mainly due to an increase of $32,000 from the accretion of discount from zero coupon bonds. Partially offsetting this increase, was a decrease in rental income of $36,000 during the three months ended March 31, 1996, as compared to the same period in 1995. Additionally, the Partnership did not report any gains or losses from the sale of securities during the three months ended March 31, 1996, as compared to a loss on the sale of zero coupon bonds and other marketable securities of $20,000 during the same period in 1995.

      The decrease in rental income is related to the overall decrease in the amount of equipment owned by the Partnership at March 31, 1996, as compared to March 31, 1995. At March 31, 1996, the Partnership owned equipment with an aggregate original cost of $1.4 million, as compared to $2.6 million at March 31, 1995.

      The accretion of discount from zero coupon bonds increased for the three months ended March 31, 1996, compared to the same periods in 1995. The income related to zero coupon bonds will continue to increase in the future as the Partnership continues to accrete these bonds so that the carrying value will equal the face value at the maturity date. The Partnership did not report any sales of zero coupon bonds during the three months ended March 31, 1996, as compared to a loss of $20,000 from the sale of zero coupon bonds during the three months ended March 31, 1995. These bonds were sold in order to provide sufficient cash for the payment of limited partner redemptions.

      Total expenses increased by $12,000 during the three months ended March 31, 1996, as compared to the same period in 1995. This is primarily due to increases in legal expense and general and administrative expenses. Partially offsetting these increases were decreases in depreciation and amortization expense and lease related operating expenses.

Liquidity and Capital Resources

      The Partnership's primary source of liquidity is its investments in zero coupon bonds. It is the intention of the Partnership to hold these bonds until maturity or to the end of the Partnership's term, whichever occurs first. Upon termination of the Partnership, the Partnership will use the proceeds received upon maturity or sale of these bonds to make a final distribution to the partners. The Partnership has, and will continue to sell a portion of these bonds as cash is needed to pay limited partner redemptions.

      The Partnership reported net cash provided by leasing and financing activities of $8,000 and $46,000 for the three months ended March 31, 1996 and 1995, respectively. The decrease in 1996 is primarily the result of an increase in expenses.

      The Partnership paid Limited Partner redemptions of $43,000 during the three months ended March 31, 1996, as compared to redemptions of $287,000 during the same period in 1995. As a result, the Partnership also reported proceeds from the sale of zero coupon bonds of $0 during the three months ended March 31, 1996, as compared to proceeds of $311,000 during the same period in 1995. The bonds were sold in order to generate sufficient cash to pay redemptions to limited partners.

      As of March 31, 1996, the Partnership owned equipment held for lease with a purchase price of $754,000 and a net book value of $0 compared to $1,098,000 and $0 at March 31, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

      The Limited Partners received cash distributions of $0 and $112,000 during the three months ended March 31, 1996 and 1995, respectively. As a result, the cumulative cash distributions to the Limited Partners is $9,937,000 at both March 31, 1996 and 1995. The General Partner received cash distributions of $0 and $6,000 for the three months ended March 31, 1996 and 1995, respectively.

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

                                 March 31, 1996

                           Part II. Other Information.

Item 1.  Legal Proceedings.  Inapplicable.

Item 2.  Changes in Securities.  Inapplicable

Item 3.  Defaults Upon Senior Securities.  Inapplicable

Item 4.  Submission of Matters to a Vote of Securities Holders.  Inapplicable

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

                                       PHOENIX LEASING CAPITAL ASSURANCE FUND
                                       --------------------------------------
                                                    (Registrant)


        Date                       Title                        Signature
        ----                       -----                        ---------


May 13, 1996               Chief Financial Officer,       /S/ PARITOSH K. CHOKSI
- ---------------------      Senior Vice President          ----------------------
                           and Treasurer of               (Paritosh K. Choksi)
                           Phoenix Leasing Incorporated
                           General Partner


May 13, 1996               Senior Vice President,         /S/ BRYANT J. TONG
- ---------------------      Financial Operations           ----------------------
                           (Principal Accounting Officer) (Bryant J. Tong)
                           Phoenix Leasing Incorporated
                           General Partner


May 13, 1996               Senior Vice President of       /S/ GARY W. MARTINEZ
- ---------------------      Phoenix Leasing Incorporated   ----------------------
                           General Partner                (Gary W. Martinez)


May 13, 1996               Partnership Controller         /S/ MICHAEL K. ULYATT
- ---------------------      Phoenix Leasing Incorporated   ----------------------
                           General Partner                (Michael K. Ulyatt)