Form 10-Q
period 1996-06-30
PHOENIX LEASING CAPITAL ASSURANCE FUND
filed 1996-08-13
CIK 773821

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ----- ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

- ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-14444
                                                -------


                     PHOENIX LEASING CAPITAL ASSURANCE FUND
- --------------------------------------------------------------------------------
                                   Registrant

        California                                        68-0032427
- ---------------------------                   ----------------------------------
   State of Jurisdiction                      I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                     94901-5527
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

                            Yes __X__         No _____

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                      June 30,      December 31,
                                                        1996            1995
                                                        ----            ----
ASSETS
Cash and cash equivalents                             $ 1,380        $   312

Accounts receivable (net of allowance for
  losses on accounts receivable of $1 and
  $18 at June 30, 1996 and December 31,
  1995, respectively)                                      61             29

Notes receivable                                           23             23

Equipment on operating leases and held for
  lease (net of accumulated depreciation
  of $686 and $833 at June 30, 1996, and
  December 31, 1995, respectively)                       --             --

Investment in zero coupon bonds, available
  for sale                                             19,236         19,824

Other assets                                               46             56
                                                      -------        -------

    Total Assets                                      $20,746        $20,244
                                                      =======        =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable and accrued expenses               $   127        $   131
                                                      -------        -------

    Total Liabilities                                     127            131
                                                      -------        -------

Partners' Capital
  General Partner                                        --             --

  Limited Partners, 320,000 units authorized,
    103,121 units issued and 87,408 and 87,714
    units outstanding at June 30, 1996 and
    December 31, 1995, respectively                    20,396         19,577

  Unrealized gain on zero coupon bonds
    (unallocated to partners)                             223            536
                                                      -------        -------

    Total Partners' Capital                            20,619         20,113
                                                      -------        -------

    Total Liabilities and Partners' Capital           $20,746        $20,244
                                                      =======        =======

                     The accompanying notes are an integral
                            part of these statements.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                            Three Months Ended  Six Months Ended
                                                 June 30,           June 30,
                                              1996     1995       1996     1995
                                              ----     ----       ----     ----
INCOME

  Rental income                               $  40    $  92     $   89    $ 178
  Accretion of discount,
   zero coupon bonds                            413      387        825      768
  Other income                                   48       10         56       16
                                               ----     ----      -----     ----

    Total Income                                501      489        970      962
                                               ----     ----      -----     ----

EXPENSES

  Depreciation and amortization                 --         1        --         5
  Lease related operating expenses                7       10         12       24
  Management fees to General Partner              1        2          2        5
  Provision for losses on receivables           --         8        --         8
  Legal expense                                  24        2         46        6
  Loss on sale of zero coupon bonds             --         7        --        27
  General and administrative expenses             7       18         30       34
                                               ----     ----      -----     ----

    Total Expenses                               39       48         90      109
                                               ----     ----      -----     ----

NET INCOME                                    $ 462    $ 441     $  880    $ 853
                                               ====     ====      =====     ====


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                            $5.29    $5.01     $10.06    $9.56
                                               ====     ====      =====     ====

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                            $  --    $  --     $   --    $1.27
                                               ====     ====      =====     ====

ALLOCATION OF NET INCOME:
    General Partner                           $  --    $  --     $   --    $   6
    Limited Partners                            462      441        880      847
                                               ----     ----      -----     ----

                                              $ 462    $ 441     $  880    $ 853
                                               ====     ====      =====     ====

                     The accompanying notes are an integral
                            part of these statements.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                           1996          1995
                                                           ----          ----
Operating Activities:

  Net income                                             $   880        $   853

  Adjustments to reconcile net income to
  net cash provided by operating activities:

  Depreciation and amortization                             --                5
  Gain on sale of equipment                                 --               (2)
  Equity in earnings from joint ventures, net                 (8)           (10)
  Provision for losses on accounts receivable               --                8
  Loss on sale of zero coupon bonds                         --               27
  Accretion of discount, zero coupon bonds                  (825)          (768)
  Decrease (increase) in accounts receivable                 (32)             3
  Decrease in accounts payable and
    accrued expenses                                          (4)            (5)
  Decrease (increase) in other assets                         (1)             7
                                                         -------        -------

Net cash provided by operating activities                     10            118
                                                         -------        -------

Investing Activities:
  Principal payments, notes receivable                      --                2
  Proceeds from sale of equipment                           --                2
  Proceeds from sale or maturity of
    zero coupon bonds                                      1,100            626
  Distributions from joint ventures                           19             12
                                                         -------        -------

Net cash provided by investing activities                  1,119            642
                                                         -------        -------

Financing Activities:
  Redemptions of capital                                     (61)          (475)
  Distributions to partners                                 --             (119)
                                                         -------        -------

Net cash used by financing activities                        (61)          (594)
                                                         -------        -------

Increase in cash and cash equivalents                      1,068            166

Cash and cash equivalents, beginning of period               312             83
                                                         -------        -------

Cash and cash equivalents, end of period                 $ 1,380        $   249
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

Note 4.    Notes Receivable.

           Impaired Notes Receivable. At June 30, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $23,000 for which there is no related allowance. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $23,000.

Note 5.    Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 87,480 and 88,550 for the six month periods ended June 30, 1996 and 1995, respectively.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Phoenix Leasing Capital Assurance Fund (the Partnership) reported net income of $462,000 during the three months ended June 30, 1996, as compared to net income of $441,000 during the same period in 1995. Net income for the six months ended June 30, 1996 was $880,000, as compared to net income of $853,000 during the same period in 1995.

        Total revenues increased by $12,000 and $8,000 during the three and six months ended June 30, 1996, when compared to the same periods in 1995. The increase in total revenues is attributable to the Partnership recognizing an increase in income from the accretion of its zero coupon bonds during the three and six months ended June 30, 1996, as compared to the same periods in 1995. The income from these zero coupon bonds is expected to increase over their life so that the carrying value will equal the face value at the maturity date. The Partnership did not recognize any gains or losses from the early liquidation of zero coupon bonds during 1996, as compared to a loss from the sale of zero coupon bonds during 1995.

        Rental income continues to decline due to a decrease in the amount of equipment owned by the Partnership. The Partnership is currently in its liquidation stage, as a result it is not expected to acquire any additional equipment for lease. At June 30, 1996, the Partnership owned equipment with an aggregate original cost of $1.1 million, as compared to $2.1 million at June 30, 1995.

        Total expenses decreased by $9,000 and $19,000 during the three and six months ended June 30, 1996, as compared to the same periods in 1995. This is primarily due to decreases in most expense items except for legal expense, which is primarily the result of an outstanding note receivable from a cable television system operator that is in default.

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

        As another source of liquidity, the Partnership has entered into contractual obligations with lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire on the Partnership's short term operating leases, the Partnership will re-lease or sell the underlying equipment. The future liquidity of the Partnership will depend upon the General Partner's success in collecting contractual amounts, as well as re-leasing and selling the equipment upon expiration of the lease.

        The Partnership reported net cash provided by leasing and financing activities of $10,000 and $120,000 for the six months ended June 30, 1996 and 1995, respectively. The decrease in 1996 is primarily the result of a decrease in rental income.

        The Partnership paid Limited Partner redemptions of $61,000 during the six months ended June 30, 1996, as compared to redemptions of $475,000 during the same period in 1995. As a result, the Partnership also reported proceeds from the maturity of zero coupon bonds of $1,100,000 during the six months ended June 30, 1996, as compared to proceeds from the sale of zero coupon bonds of $626,000 during the same period in 1995. During 1995, the Partnership sold some of its zero coupon bonds in order to generate sufficient cash to pay redemptions to limited partners.

        As of June 30, 1996, the Partnership owned equipment held for lease with a purchase price of $523,000 and a net book value of $0, compared to $842,000 and $0 at June 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

        The Limited Partners received cash distributions of $0 and $112,000 during the six months ended June 30, 1996 and 1995, respectively. As a result, the cumulative cash distributions to the Limited Partners is $9,937,000 at both June 30, 1996 and 1995. The General Partner received cash distributions of $0 and $6,000 for the three months ended June 30, 1996 and 1995, respectively.

        The next distribution to partners is expected to be made at the termination of the Partnership. The amount of the distribution will be dependent upon the amount of cash available for distribution after the redemption or sale of all the remaining assets, which primarily consists of zero coupon bonds. The Partnership will reach the end of its term on December 31, 1996.

        The Partnership's term will expire on December 31, 1996. As a result, the General Partner is currently in the process of liquidating the remaining assets of the Partnership. The General Partner is in the process of evaluating the remaining assets of the Partnership in order to liquidate them through public auction. Once the assets have been liquidated, the Partnership will make a final distribution to the partners. The General Partner plans to complete the liquidation of the Partnership by December 31, 1996.

        Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND

                                  June 30, 1996

                           Part II. Other Information.
                                    ------------------

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

                                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                                     --------------------------------------
                                                   (Registrant)

     Date                       Title                          Signature
     ----                       -----                          ---------


August 13, 1996        Chief Financial Officer,           /S/ PARITOSH K. CHOKSI
- ---------------        Senior Vice President              ----------------------
                       and Treasurer of                   (Paritosh K. Choksi)
                       Phoenix Leasing Incorporated
                       General Partner


August 13, 1996        Senior Vice President,             /S/ BRYANT J. TONG
- ---------------        Financial Operations               ----------------------
                       and a Director of                  (Bryant J. Tong)
                       Phoenix Leasing Incorporated
                       General Partner


August 13, 1996        Partnership Controller            /S/ MICHAEL K. ULYATT
- ---------------        Phoenix Leasing Incorporated      -----------------------
                       General Partner                   (Michael K. Ulyatt)