Form 10-Q
period 1996-09-30
PHOENIX LEASING CAPITAL ASSURANCE FUND
filed 1996-11-13
CIK 773821

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.

                         Commission file number 0-14444
                                                -------

                     PHOENIX LEASING CAPITAL ASSURANCE FUND
--------------------------------------------------------------------------------
                                   Registrant

         California                                       68-0032427
------------------------                      ----------------------------------
   State of Jurisdiction                      I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California             94901-5527
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

                             Yes _X_            No ___

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                          1996          1995
                                                          ----          ----
ASSETS

Cash and cash equivalents                               $ 1,240        $   312

Accounts receivable (net of allowance for
  losses on accounts  receivable of $10 and
  $18 at September 30, 1996 and December 31,
  1995, respectively)                                        27             29

Notes receivable                                             23             23

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $305 and
  $833 at September 30, 1996, and December 31,
  1995, respectively)                                      --             --

Investment in zero coupon bonds and other
   securities, available for sale                        19,694         19,824

Other assets                                                 42             56
                                                        -------        -------
    Total Assets                                        $21,026        $20,244
                                                        =======        =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable and accrued expenses                 $   119        $   131
                                                        -------        -------
    Total Liabilities                                       119            131
                                                        -------        -------

Partners' Capital
  General Partner                                          --             --

  Limited Partners, 320,000 units authorized,
    103,121 units issued and 87,388 and 87,714
    units outstanding at September 30, 1996
    and December 31, 1995, respectively                  20,830         19,577

  Unrealized gain on zero coupon bonds
    (unallocated to partners)                                77            536
                                                        -------        -------
    Total Partners' Capital                              20,907         20,113
                                                        -------        -------
    Total Liabilities and Partners' Capital             $21,026        $20,244
                                                        =======        =======

                 The accompanying notes are an integral part of
                                these statements.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                             1996      1995      1996      1995
                                             ----      ----      ----      ----
INCOME

  Rental income                             $   35    $   51    $  124    $  229
  Accretion of discount, zero coupon bonds     404       399     1,229     1,167
  Other income                                  25         9        46        25
                                            ------    ------    ------    ------

    Total Income                               464       459     1,399     1,421
                                            ------    ------    ------    ------

EXPENSES

  Depreciation and amortization               --        --        --           6
  Lease related operating expenses               4         6        16        31
  Management fees to General Partner             1         1         3         5
  Provision for losses on receivables            9         6         9        14
  Legal expense                                  3        10        14        16
  Loss on sale of zero coupon bonds           --        --        --          27
  General and administrative expenses            9        10        39        43
                                            ------    ------    ------    ------

    Total Expenses                              26        33        81       142
                                            ------    ------    ------    ------

NET INCOME                                  $  438    $  426    $1,318    $1,279
                                            ======    ======    ======    ======


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                          $ 5.01    $ 4.86    $15.07    $14.42
                                            ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                          $ --      $ --      $ --      $ 1.28
                                            ======    ======    ======    ======

ALLOCATION OF NET INCOME:
    General Partner                         $ --      $ --      $ --      $    6
    Limited Partners                           438       426     1,318     1,273
                                            ------    ------    ------    ------

                                            $  438    $  426    $1,318    $1,279
                                            ======    ======    ======    ======

                 The accompanying notes are an integral part of
                                these statements.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                            Nine Months Ended
                                                              September 30,
                                                            1996         1995
                                                            ----         ----
Operating Activities:

  Net income                                              $ 1,318      $ 1,279

  Adjustments to reconcile net income to
  net cash provided by operating activities:

  Depreciation and amortization                              --              6
  Gain on sale of equipment                                    (1)          (2)
  Equity in earnings from joint ventures, net                 (11)         (15)
  Provision for losses on accounts receivable                   9           14
  Loss on sale of zero coupon bonds                          --             27
  Accretion of discount, zero coupon bonds                 (1,229)      (1,167)
  Decrease (increase) in accounts receivable                   (7)           8
  Decrease in accounts payable and accrued expenses           (12)          (6)
  Decrease (increase) in other assets                          (1)          10
                                                          -------      -------

Net cash provided by operating activities                      66          154
                                                          -------      -------

Investing Activities:
  Principal payments, notes receivable                       --              3
  Proceeds from sale of equipment                               1            1
  Proceeds from sale or maturity of zero coupon bonds       1,900          626
  Investment in securities, available for sale             (1,000)        --
  Distributions from joint ventures                            26           30
                                                          -------      -------

Net cash provided by investing activities                     927          660
                                                          -------      -------

Financing Activities:
  Redemptions of capital                                      (65)        (484)
  Distributions to partners                                  --           (119)
                                                          -------      -------

Net cash used by financing activities                         (65)        (603)
                                                          -------      -------

Increase in cash and cash equivalents                         928          211

Cash and cash equivalents, beginning of period                312           83
                                                          -------      -------

Cash and cash equivalents, end of period                  $ 1,240      $   294
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

Note 4.    Notes Receivable.

           Impaired Notes Receivable. At September 30, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $23,000 for which there is no related allowance. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was approximately $23,000.

Note 5.    Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 87,454 and 88,278 for the nine month periods ended September 30, 1996 and 1995, respectively.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Phoenix Leasing Capital Assurance Fund (the Partnership) reported net income of $438,000 during the three months ended September 30, 1996, as compared to net income of $426,000 during the same period in 1995. Net income for the nine months ended September 30, 1996 was $1,318,000, as compared to net income of $1,279,000 during the same period in 1995.

        Total revenues increased by $5,000 during the three months ended September 30, 1996, when compared to the same period in 1995. During the nine months ended September 30, 1996, total revenues decreased by $22,000, when compared to the same period in 1995. During the three and nine months ended September 30, 1996, the Partnership recognized an increase in income from the accretion of its zero coupon bonds. The income from these zero coupon bonds is expected to increase over their life so that the carrying value will equal the face value at the maturity date. The Partnership did not recognize any gains or losses from the early liquidation of zero coupon bonds during 1996, as compared to a loss from the sale of zero coupon bonds of $27,000 during 1995.

        Rental income continues to decline due to a decrease in the amount of equipment owned by the Partnership. The Partnership is currently in its liquidation stage, as a result it is not expected to acquire any additional equipment for lease. At September 30, 1996, the Partnership owned equipment with an aggregate original cost of $529,000, as compared to $1.5 million at September 30, 1995.

        Total expenses decreased by $7,000 and $61,000 during the three and nine months ended September 30, 1996, as compared to the same periods in 1995. This is primarily due to decreases in most expense items.

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

        The Partnership reported net cash provided by leasing and financing activities of $66,000 and $157,000 for the nine months ended September 30, 1996 and 1995, respectively. The decrease in 1996 is primarily the result of a decrease in rental income.

        The Partnership paid limited partner redemptions of $65,000 during the nine months ended September 30, 1996, as compared to redemptions of $484,000 during the same period in 1995. As a result, the Partnership also reported proceeds from the maturity of zero coupon bonds of $1,900,000 during the nine months ended September 30, 1996, as compared to proceeds from the sale of zero coupon bonds of $626,000 during the same period in 1995. During 1995, the Partnership sold some of its zero coupon bonds in order to generate sufficient cash to pay redemptions to limited partners. The Partnership reinvested a portion of the proceeds from the maturity of zero coupon bonds in short term government agency bonds during the nine months ended September 30, 1996.

        As of September 30, 1996, the Partnership owned equipment held for lease with a purchase price of $87,000 and a net book value of $0, compared to $780,000 and $0 at September 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

        The Limited Partners received cash distributions of $0 and $113,000 during the nine months ended September 30, 1996 and 1995, respectively. As a result, the cumulative cash distributions to the limited partners is $9,937,000 at both September 30, 1996 and 1995. The General Partner received cash distributions of $0 and $6,000 for the nine months ended September 30, 1996 and 1995, respectively.

        The next distribution to partners is expected to be made at the termination of the Partnership. The amount of the distribution will be dependent upon the amount of cash available for distribution after the redemption or sale of all the remaining assets, which primarily consists of zero coupon bonds.

        The Partnership's term will expire on December 31, 1996. The General Partner is in the process of evaluating the remaining assets of the Partnership in order to liquidate them through public auction. Once the assets have been liquidated, the Partnership will make a final distribution to the partners. The General Partner plans to complete the liquidation of the Partnership by December 31, 1996.

        Cash generated from leasing, financing and investing activities has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

                     PHOENIX LEASING CAPITAL ASSURANCE FUND

                               September 30, 1996

                           Part II. Other Information.
                           ---------------------------

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

                             PHOENIX LEASING CAPITAL ASSURANCE FUND
                             --------------------------------------
                                          (Registrant)

     Date                             Title                     Signature
     ----                             -----                     ---------


November 12, 1996          Chief Financial Officer,       /S/ PARITOSH K. CHOKSI
-----------------          Senior Vice President          ----------------------
                           and Treasurer of              (Paritosh K. Choksi)
                           Phoenix Leasing Incorporated
                           General Partner


November 12, 1996          Senior Vice President,         /S/ BRYANT J. TONG
-----------------          Financial Operations           ----------------------
                           (Principal Accounting Officer)(Bryant J. Tong)
                           Phoenix Leasing Incorporated
                           General Partner


November 12, 1996          Senior Vice President of       /S/ GARY W. MARTINEZ
-----------------          Phoenix Leasing Incorporated   ----------------------
                           General Partner               (Gary W. Martinez)


November 12, 1996          Partnership Controller         /S/ MICHAEL K. ULYATT
-----------------          Phoenix Leasing Incorporated   ----------------------
                           General Partner               (Michael K. Ulyatt)